Form 10QSB
period 2001-03-31
STARLITE ACQUISITION CORP
filed 2001-04-19
CIK 1135786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                        Commission File Number 000-32449

                        STARLITE ACQUISITION CORPORATION
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Delaware                                    11-3583387
             --------                                    ----------
    (State or Other Jurisdiction of          (IRS Employer Identification No.)
    Incorporation or Organization)


                     13 McCulloch Drive, Dix Hills, NY 11746
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 499-6128
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                       ---
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                                                  Yes [ ] No [X]


         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.0001 per share: 5,000,000 shares outstanding as of April 17, 2001.

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                                    CONTENTS

                                                                                              Page
                                                                                              Number
Part I- FINANCIAL INFORMATION

ITEM 1.-FINANCIAL STATEMENTS

         Balance sheets as of March 31, 2001 and February 28, 2001 (Unaudited)                 1

         Statement of  operations  for the period from January 16, 2001 (Date of
              Inception) to March 31, 2001 (Unaudited)                                         2

         Statement of Stockholders'  equity for the period from January 16, 2001
              (Date of Inception) to March 31, 2001 (Unaudited)                                3

         Statement of cash flows for the period  from  January 16, 2001 (Date of
              Inception) to March 31, 2001 (Unaudited)                                         4

         Notes to financial statements (Unaudited)                                             5

ITEM 2.-MANAGEMENT'S DISCUSSION AND ANLAYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          7


Part II- OTHER INFORMATION                                                                     9

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                   (Unaudited)

                   As of March 31, 2001 and February 28, 2001


                                     ASSETS

                                                                          Mar 31,   Feb 28,
                                                                             2001   2001
                                                                             ----   ----
CURRENT ASSETS:
  Cash                                                                       $500   $500
                                                                             ----   ----
               Total assets                                                  $500   $500
                                                                             ====   ====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                                  $--    $--
                                                                             ----   ----

STOCKHOLDERS EQUITY:

  Preferred stock, $.0001 par value, 20,000,000 shares
     authorized; none issued and outstanding                                  --     --
  Common stock, $.0001 par value, 100,000,000 shares authorized;
     5,000,000 issued and outstanding                                         500    500
                                                                             ----   ----

               Total stockholders' equity                                     500    500
                                                                             ----   ----
       Total liabilities and stockholders' equity                            $500   $500
                                                                             ====   ====

    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

   For the period from January 16, 2001 (Date of Inception) to March 31, 2001


                      Revenue                  $         -

                      Expenses                           -
                                               -------------

                      Net income               $         -
                                               =============


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

   For the period from January 16, 2001 (Date of Inception) to March 31, 2001

                                                        Common Stock
                                                     Shares      Amount       Total
                                                    ---------   ---------   ---------
February 16, 2001 - Issuance of common stock        5,000,000   $     500   $     500

                                                    ---------   ---------   ---------
Balances at March 31, 2001                          5,000,000   $     500   $     500


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

   For the period from January 16, 2001 (Date of Inception) to March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $--

  Adjustments to reconcile net income to net cash used in operating activities:    --
                                                                                  ----
NET CASH FROM OPERATING ACTIVITIES                                                 --
                                                                                  ----

CASH FLOWS FROM INVESTING ACTIVITIES:                                              --
                                                                                  ----

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common shares                                                        500
                                                                                  ----

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          500
                                                                                  ----

Increase in cash                                                                   500

Cash, beginning of period                                                          --
                                                                                  ----

Cash, end of period                                                               $500
                                                                                  ====

    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                              As of March 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Organization and Business Operations

         Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         B. Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         C. Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         D. Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                   (Unaudited)

                              As of March 31, 2001

NOTE 2 - STOCKHOLDERS' EQUITY

         A. Preferred Stock

         The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         B. Common Stock

         The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to GGM Capital Corporation ("GGM") its sole stockholder, pursuant to Rule 506 for an aggregate consideration of $500.


NOTE 3 - AGREEMENT

         On February 16, 2001, the Company signed an agreement with GGM, a related entity (See Note 4). The Agreement calls for GGM to provide the following services, without reimbursement from the Company, until the Company successfully enters into a business combination as described in
         Note 1A,:

         1. Preparation and filing of required documents with the Securities and Exchange Commission.
         2. Location and review of potential target companies.
         3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

         Thomas Camarda is the sole officer and director of the Company. Mr. Camarda owns a controlling interest in the outstanding stock of GGM. (See Note 3)

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12 (g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13 (a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports From 10-KSB.

         The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7) (b) (3) of the Securities Act of 1933, as amended.

         Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

                           These benefits are commonly thought to include:

            (1) the ability to use  securities to make  acquisition of assets or businesses;
            (2) increased visibility in the financial community;
            (3) the facilitation of borrowing from financial institutions;
            (4) improved trading efficiency;
            (5) the potential for shareholder liquidity;
            (6) greater ease in subsequently raising capital;
            (7) compensation  of key  employees  through  options for  stock for which there may be a public market;
            (8) enhanced corporate image; and,
            (9) a presence in the United States capital market.

            A private company which may be interested in a business combination with the Company may include

            (1) a company  for which a primary  purpose of  becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
            (2) a  company  which  is  unable  to  find  an  underwriter  of its securities or is unable to find an underwriter of securities on terms acceptable to it;
            (3) a company  which wishes to become a reporting  company with less dilution of its common stock than would occur normally upon an underwriting;
            (4) a  company  which  believes  that it  will  be  able  to  obtain investment capital on more favorable terms after it has become a reporting company;
            (5) a foreign  company  which  may wish an  initial  entry  into the
                United States securities  market;
            (6) a company seeking one or more of the other benefits  believed to attach to a reporting company.

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


         The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

         As of the date hereof , the Company has not entered into a final agreement for a business combination. When a business combination is effected, if at all, the Company will file notice of such transaction with the Securities and Exchange Commission of Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

         The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

         The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)



PART II -OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)



PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 14, 2001 and is incorporated herein by reference.

         By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB Filed on March 14, 2001 which is incorporated herein by reference.

         Lock up agreement filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 14, 2001 which is incorporated herein by reference.

         Agreement with GGM Capital Corporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on March 14, 2001 which is incorporated herein by reference.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STARLITE ACQUISITION CORPORATION


                                           By: /s/ Thomas Camarda
                                           ----------------------
                                                   Thomas Camarda, President
Dated: April 17, 2001