Form 10QSB
period 2001-06-30
STARLITE ACQUISITION CORP
filed 2001-08-08
CIK 1135786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from __________ to __________


                        Commission File Number 000-32449
                        --------------------------------

                        STARLITE ACQUISITION CORPORATION
              ----------------------------------------------------
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

                                       N/A
           ----------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was reuqired to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.0001 per share: 5,000,000 shares outstanding as of August 8, 2001.

                                    PART F/S

                              FINANCIAL STATEMENTS

Set forth below are the unaudited financial statements of Starlite Acquisition Corporation for the period January 16, 2001 (Date of Inception) to June 30, 2001. The following financial statements are included in this report and filed as a part thereof.





                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)



                                    CONTENTS

                                                                            Page
                                                                            ----

Balance sheet as of June 30, 2001 (Unaudited)                                 1

Statement of  operations  for the six months ended June 30, 2001,
  and the three months ended June 30, 2001 (Unaudited)                        2

Statement of Stockholders'  equity for the period from January 16, 2001
  (Date of Inception) to June 30, 2001 (Unaudited)                            3

Statement of cash flows for the six months ended June 30, 2001 (Unaudited)    4

Notes to financial statements (Unaudited)                                     5

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)

                               As of June 30, 2001


                                     ASSETS


CURRENT ASSETS:
  Cash                                                             $500
                                                                   ----
               Total assets                                                 $500
                                                                            ====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                        $--
                                                                   ----

STOCKHOLDERS EQUITY:

  Preferred stock, $.0001 par value, 20,000,000 shares
     authorized; none issued and outstanding                        --
  Common stock, $.0001 par value, 100,000,000 shares
     authorized; 5,000,000 issued and outstanding                   500
                                                                   ----

               Total stockholders' equity                           500
                                                                   ----
       Total liabilities and stockholders' equity                           $500
                                                                            ====


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                           Jan. 16, 2001
                        (Date of inception)            April 1, 2001
                                to                          to
                           June 30, 2001               June 30, 2001
                     --------------------------    ----------------------

Revenue              $              -              $            -

Expenses                            -                           -
                     --------------------------    ----------------------

Net income           $              -              $            -
                     ==========================    ======================


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

    For the period from January 16, 2001 (Date of Inception) to June 30, 2001



                                        Common
                                         Stock
                                  ---------------------
                                   Shares       Amount      Total
                                  ---------   ---------   ---------

February 16, 2001 -
  Issuance of common stock        5,000,000   $     500   $     500
                                  ---------   ---------   ---------
Balances at June 30, 2001         5,000,000   $     500   $     500


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

      For the period January 16, 2001 (Date of Inception) to June 30, 2001


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


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.   Organization and Business Operations

         Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

         D.   Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

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


PART II- OTHER INFORMATION


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

                                                STARLITE ACQUISITON CORPORATION
                                                 (A Development Stage Company)


PART II - OTHER INFORMATION (Continued)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STARLITE ACQUISITION CORPORATION





                                           By: /s/ Thomas Camarda
                                           ----------------------
                                                   Thomas Camarda, President
Dated: August 8, 2001