Form 10QSB
period 2001-09-30
STARLITE ACQUISITION CORP
filed 2001-10-26
CIK 1135786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                       N/A
                                      ----
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.0001 per share: 5,000,000 shares outstanding as of October 30, 2001.

                                    PART F/S

                              FINANCIAL STATEMENTS

Set forth below are the unaudited financial statements of Starlite Acquisition Corporation for the period January 16, 2001 (Date of Inception) to September 30, 2001. The following financial statements are included in this report and filed as a part thereof.





                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)



                                    CONTENTS

                                                                       Page
                                                                       ----

Balance sheet as of September 30, 2001 (Unaudited)                       1

Statement of operations for the nine months ended
  September 30, 2001, and the three months ended
  September 30, 2001 (Unaudited)                                         2

Statement of Stockholders' equity for the period from
  January 16, 2001 (Date of Inception) to September 30,
  2001 (Unaudited)                                                       3

Statement of cash flows for the nine months ended
  September 30, 2001 (Unaudited)                                         4

Notes to financial statements (Unaudited)                                5

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                                   (Unaudited)

                            As of September 30, 2001


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
                                                                      ====


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                   (Unaudited)





                                Jan. 16, 2001
                              (Date of inception)     June 30, 2001
                                      to                    to
                              September 30, 2001    September 30, 2001
                              -------------------   ------------------

           Revenue            $              --     $          --

           Expenses                          --                --
                              -------------------   ------------------

           Net income         $              --     $          --
                              ===================   ==================


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

 For the period from January 16, 2001 (Date of Inception) to September 30, 2001

                                                            Common
                                                             Stock
                                                       Shares      Amount      Total
                                                     ---------   ---------   ---------
February 16, 2001 - Issuance of common stock         5,000,000   $     500   $     500


                                                     ---------   ---------   ---------
Balances at June 30, 2001                            5,000,000   $     500   $     500
                                                     ---------   ---------   ---------

Balances at September 30, 2001                       5,000,000   $     500   $     500

    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

    For the period January 16, 2001 (Date of Inception) to September 30, 2001


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

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A. Organization and Business Operations

          Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

          D. Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2001.

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


                                            STARLITE ACQUISITION CORPORATION





                                            By: /S/ Thomas Camarda
                                            ----------------------
                                                    Thomas Camarda
                                                    President
Dated: October 30, 2001