Form 10KSB
period 2001-12-31
STARLITE ACQUISITION CORP
filed 2002-03-28
CIK 1135786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from       to
                                                             -----    -----

                         Commission file number 0-32449

                        STARLITE ACQUISITION CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

       Delaware                                           11-3583387
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)
Identification No.)

                     13 McCulloch Drive, Dix Hills, NY 11746
               (Address of principal executive offices) (zip code)

                     Issuer's Telephone Number: 631/499-6128


Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.            $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.             $ 0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at December 31, 2001
-------------------------------              --------------------------------
Common Stock, par value $0.0001                            5,000,000

Documents incorporated by reference:    None

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Starlite Acquisition Corporation (the "Company") was incorporated on January 16, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

         The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

         The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

         The Company has entered into an agreement with GGM Capital Corporation, its sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. GGM Capital Corporation has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. Thomas Camarda, the sole officer and director of the Company, is the sole officer and director and controlling shareholder of GGM Capital Corporation.

         GGM Capital Corporation may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. The Company's agreement with GGM Capital Corporation is not exclusive and GGM Capital Corporation has entered into agreements with other companies similar to the Company on similar terms. GGM Capital Corporation may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The National Securities Market Improvement Act of 1996 limited the authority of states to impose restrictions upon sales of securities made pursuant to Sections 4(1) and 4(3) of the Securities Act of companies which file reports under Sections 13 or 15(d) of the Exchange Act. As a result, sales of the Company's common stock in the secondary market by the holders thereof may be made pursuant to Section 4(1) of the Securities Act (sales other than by an issuer, underwriter or broker) without qualification under state securities acts.

         Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

         In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

         If, after a business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

         To have its securities quoted on the NASD OTC Bulletin Board a company must:

      (1) be a company that reports its current financial information to the

Securities and Exchange Commission, banking regulators or insurance regulators;

      (2) has at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

          The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

          In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

      During the past three years, the Company has sold securities which were not registered as follows:

                                                 NUMBER OF
DATE               NAME                          SHARES       CONSIDERATION

February 16, 2001  GGM Capital Corporation(1)    5,000,000       $500

          (1) Mr. Camarda, the president and sole director of the Company, is the sole director and controlling shareholder of GGM Capital Corporation and is therefore considered to be the beneficial owner of the common stock of the Company issued to it.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The Company has been in the  developmental  stage since  inception and
has  no  operations  to  date.   Other  than  issuing  shares  to  its  original
shareholder, the Company has not commenced any operational activities.

          The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

          In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

          It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

          While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

          The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

          GGM Capital Corporation will pay all expenses in regard to its search for a suitable target company. The Company does not anticipate expending funds itself for locating a target company. Thomas Camarda, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. If GGM Capital Corporation stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target. In such event, the Company would seek alternative sources of funds or services, primarily through the issuance of its securities.

          The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

          As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

ITEM 7.  FINANCIAL STATEMENTS


                        STARLITE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001


                                    PART F/S

                              FINANCIAL STATEMENTS

Set forth below are the audited financial statements of Starlite Acquisition Corporation for the year ended December 31, 2001 and for the period January 16, 2001 (Date of Inception) to February 28, 2001. The following financial statements are included in this report and filed as a part thereof.


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                    CONTENTS


                                                                                          Page
                                                                                          ----

    Independent Auditor's report                                                            1

    Balance sheets as of December 31, 2001 and February 28, 2001                            2

    Statement of operations for the year ended December 31, 2001 and for
       the period January 16, 2001 (Date of Inception) to February 28, 2001                 3

    Statement of Stockholders' equity for the period January 16, 2001
        (Date of Inception) to December 31, 2001                                            4

    Statement of cash flows for the year ended December 31, 2001 and for
       the period from January 16, 2001  (Date of Inception) to February 28, 2001           5

    Notes to financial statements                                                           6

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------


The Board of Directors of :
Starlite Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Starlite Acquisition Corporation (A Development Stage Company) as of December 31, 2001 and February 28, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from January 16, 2001 (Date of Inception) to February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Starlite Acquisition Corporation (A Development Stage Company) as of December 31, 2001 and February 28, 2001 and the results of its operations and cash flows for the year ended December 31, 2001 and for the period from January 16, 2001 (Date of Inception) to February 28, 2001 in conformity with generally accepted accounting principles.


March 25, 2002




/s/ Jerome Rosenberg, CPA, P.C.
------------------------------
    Jerome Rosenberg, CPA, P.C.
    Melville, NY 11747


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                  As of December 31, 2001 and February 28, 2001


                                     ASSETS
                                     ------
                                                                Dec. 31,             Feb. 28,
                                                                 2001                  2001
                                                               -------               -------

CURRENT ASSETS:
  Cash                                                         $   500               $   500
  Due from parent                                                1,500                  --
                                                               -------               -------
           Total assets                                        $ 2,000               $   500
                                                               =======               =======


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

LIABILITIES
  Accrued NYS Franchise taxes payable                          $   155                  --
  Due to parent                                                  1,500                  --
                                                               -------               -------
           Total liabilities                                     1,655                  --
                                                               -------               -------

STOCKHOLDERS EQUITY:

  Preferred stock, $.0001 par value,
     20,000,000 shares authorized;
     none issued and outstanding                                  --                    --
  Common stock, $.0001 par value, 100,000,000
     shares authorized; 5,000,000
     issued and outstanding                                        500                   500
  Retained earnings (deficit)                                     (155)                 --
                                                               -------               -------

           Total stockholders' equity                              345                   500
                                                               -------               -------
       Total liabilities and stockholders' equity              $ 2,000               $   500
                                                               =======               =======


    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

             For the year ended December 31, 2001 and for the period
            January 16, 2001 (Date of Inception) to February 28, 2001


                                             Dec. 31,             Feb. 28,
                                               2001                 2001
                                       ----------------      ------------------

              Revenue                    $  --                   $      --

              Expenses                    (155)                        --
                                       ----------------      ------------------

              Net income                 $(155)                 $      --
                                       ================      ===================
    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

  For the period from January 16, 2001 (Date of Inception) to February 28, 2001


                                                                     Common
                                                                     Stock                      Retained
                                                          ----------------------------          Earnings
                                                            Shares            Amount            (Deficit)             Total
                                                          ---------          ---------          ---------           ---------


January 16, 2001 - Issuance of common stock               5,000,000          $     500               --            $      500

                                                          ---------          ---------          ---------           ---------
Balances at February 28, 2001                             5,000,000          $     500          $     500

Net loss- year ended December 31, 2001                         --                 --            $    (155)               (155)
                                                          ---------          ---------          ---------           ---------

Balances at December 31, 2001                             5,000,000          $     500          $    (155)          $     345
                                                          =========          =========          =========           =========

    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

             For the year ended December 31, 2001 and for the period from January 16, 2001 (Date of Inception) to February 28, 2001



                                                                                 Dec. 31,          Feb. 28,
                                                                                   2001             2001
                                                                                  -----             -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $(155)            $--
  Adjustments to reconcile net income to net cash used in operating activities:
  Increase in accrued NYS Franchise tax payable                                     155              --
                                                                                  -----             -----

NET CASH FROM OPERATING ACTIVITIES                                                 --                --
                                                                                  -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES:                                              --                --
                                                                                  -----             -----

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common shares                                                        --                 500
                                                                                  -----             -----

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          --                 500
                                                                                  -----             -----

Increase in cash                                                                   --                 500

Cash, beginning of period                                                           500              --
                                                                                  -----             -----

Cash, end of period                                                               $ 500             $ 500
                                                                                  =====             =====

    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             As of December 31, 2001


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.         Organization and Business Operations

               Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

D.         Income Taxes

               The  Company  accounts  for  income  taxes  under  the  Financial
               Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
               Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2001.

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                             As of December 31, 2001


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.  OTHER INFORMATION

                  Not applicable.

-7-
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
              EXCHANGE ACT

        The Directors and Officers of the Company are as follows:

              Name               Age         Positions and Offices Held
         -----------------       ---         ------------------------------
          Thomas Camarda         54          President, Secretary, Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

THOMAS CAMARDA has served as the President, Secretary and Director of Starlite Acquisition Corporation since its inception on January 16, 2001. Mr. Camarda is also the resident of TAC Equities, Inc., a private consulting company which he founded in 1965. Mr. Camarda has been self-employed, acting as a consultant to various different companies, both public and private, for the past ten years and from 1979 to the present he has been associated in various capacities with RCM Operating Co., which provides computerized bookkeeping services.

  CONFLICTS OF INTEREST

     Thomas Camarda Starlite's sole officer and director, expects to organize other companies of a similar nature and with a similar purpose as Starlite. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of Starlite. In addition, insofar as Mr. Camarda is engaged in other business activities, he may devote only a portion of his time to Starlite's affairs.

     A conflict may arise in the event that a similar company with which Mr. Camarda is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation. However, Mr. Camarda's beneficial and economic interest in all similar companies with which he is currently involved is identical.

     Mr. Camarda intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Camarda would not attend to other matters prior to those of the Company.

     The terms of business combination may include such terms as Mr. Camarda remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to GGM Capital Corporation for the purchase of its common stock by a target business. Mr. Camarda would directly benefit from such employment or payment. Such benefits may influence Mr. Camarda's choice of a target business.

     Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

     The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company, or any affiliates or associates have any interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

  ITEM 10.  EXECUTIVE COMPENSATION

     The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. Further, the officer and director is not accruing any compensation pursuant to any agreement with the Company.

     The officer and director of the Company will not receive any finder's fee as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company and as a principal of GGM Capital Corporation.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

     The following table sets forth, as of December 31, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

  Name and Address              Amount of Beneficial       Percent of
  of Beneficial Owner           Ownership                  Outstanding Stock
  -------------------           ---------                  -----------------
  GGM Capital Corporation        5,000,000                   100%
  13 McCulloch Drive
  Dix Hills, NY 11746

  Thomas Camarda(1)              5,000,000                   100%
  13 McCulloch Drive
  Dix Hills, NY 11746

  All Executive Officers and
  Directors as a Group
  (1 Person)                      5,000,000                  100%

  (1) Mr. Camarda is the sole director and controlling shareholder of GGM Capital Corporation and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by it.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 16, 2001, the Company issued a total of 5,000,000 shares of Common Stock to the following entity for a total of $500 in cash:

                                            NUMBER OF        TOTAL
        NAME                                SHARES           CONSIDERATION

        GGM Capital Corporation             5,000,000          $500

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

        (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     STARLITE ACQUISITION CORPORATION


                    By:    /s/ Thomas Camarda
                           -----------------------------
                               Thomas Camarda, President

  Dated:  March 29, 2002


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  NAME                                                 OFFICE

  Thomas Camarda                                     Director