Form 10QSB
period 2002-03-31
STARLITE ACQUISITION CORP
filed 2003-04-23
CIK 1135786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 000-32449

                        STARLITE ACQUISITION CORPORATION
               --------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                     11-3583387
-------------------------------              -----------------------------
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                    Identification No.)



                    13 McCulloch Drive, Dix Hills, NY 11746
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 499-6128
                          ---------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
           ---------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.0001 per share: 5,000,000 shares outstanding as of March 31, 2002.


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                 ------------
Part I       Financial Information

Item 1.      Financial Statements

             Balance sheets as of  March 31, 2002 (Unaudited) and December 31, 2001 (Audited)
                                                                                                                      1

             Statement of Operations for the three months ended March 31, 2002 (Unaudited) and March 31,
             2001 (Unaudited)                                                                                         2

             Statement of Stockholders' equity for the three months ended
             March 31, 2002  (Unaudited)  and for the period  January 16,
             2001 (Date of Inception) to December 31, 2001 (Audited)
                                                                                                                      3

             Statement of cash flows for the three months ended March 31, 2002 (Unaudited) and March 31,
             2001 (Unaudited)                                                                                         4

             Notes to financial statements (Unaudited)                                                                5

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                                                                                                      7

Item 3.      CONTROLS AND PROCEDURES                                                                                  9


PART II      OTHER INFORMATION                                                                                       10

Item 1.      Legal Proceedings                                                                                       10

Item 2.      Changes in securities and use of proceeds                                                               10

Item 3.      Default upon Senior securities                                                                          10

Item 4.      Submission of matters to a vote of security holders                                                     10

Item 5.      Other Information                                                                                       10

Item 6.      Exhibits and Reports on Form 8-K                                                                        10







                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                   As of March 31, 2002 and December 31, 2001



                                                            ASSETS              Mar. 31,   Dec. 31,
                                                                                  2002       2001
                                                                               --------    -------

         CURRENT ASSETS:
  Cash                                                                          $ 2,000    $   500
  Due from parent                                                                  --
                                                                                             1,500
                                                                                -------    -------
           Total assets                                                         $ 2,000    $ 2,000
                                                                                =======    =======


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued NYS Franchise taxes payable                                           $  --      $   155
  Due to parent                                                                   1,655      1,500
                                                                                -------    -------
           Total liabilities                                                      1,655      1,655
                                                                                -------    -------

STOCKHOLDERS EQUITY:

  Preferred stock, $.0001 par value, 20,000,000 shares
    authorized; none issued and outstanding                                        --         --
  Common stock, $.0001 par value, 100,000,000 shares authorized; 5,000,000
     issued and outstanding                                                         500        500
  Retained earnings (deficit)                                                      (155)      (155)
                                                                                -------    -------

           Total stockholders' equity                                               345        345
                                                                                -------    -------
       Total liabilities and stockholders' equity                               $ 2,000    $ 2,000
                                                                                =======    =======



   The accompanying notes are an integral part of these financial statements.

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the Three Months Ended March 31, 2002 and March 31, 2001


                                   Mar. 31, 2002             Mar. 31, 2001
                                  --------------             -------------
                                   (Unaudited)

Revenue                           $     --                   $       --

Expenses                                --                           --
                                  ----------                 ------------

Net income (Loss)                 $     --                   $       --
                                  ==========                 ============



















    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

   For the period from January 16, 2001 (Date of Inception) to March 31, 2002




                                                                     Common
                                                                     Stock            Retained
                                                              ---------------------   Earnings
                                                                Shares      Amount    (Deficit)      Total
                                                              ---------   ---------   ---------    ---------

January 16, 2001 - Issuance of common stock                   5,000,000   $     500        --      $     500

                                                              ---------   ---------   ---------    ---------
Balances at February 28, 2002                                 5,000,000   $     500   $     500

Net loss- year ended December 31, 2001                             --          --     $    (155)        (155)

                                                              ---------   ---------   ---------    ---------
Balances at December 31, 2001                                 5,000,000   $     500   $    (155)   $     345

Net income (loss) for the three months ended March 31, 2002        --          --          --           --

                                                              ---------   ---------   ---------    ---------
Balances at March 31, 2002                                    5,000,000   $     500   $    (155)   $     345
                                                              =========   =========   =========    =========






    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

          For the Three Months Ended March 31, 2002 and March 31, 2001




                                                                                  Mar. 31,   Mar. 31,
                                                                                    2002       2001
                                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $  --      $  --

  Adjustments to reconcile net income to net cash used in operating activities:
  Increase (Decrease) in NYS Corporate tax payable                                   (155)      --
                                                                                  -------    -------

NET CASH USED IN OPERATING ACTIVITIES                                                --         --
                                                                                  -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                                                          --          500
  (Increase) Decrease in due from parent Company                                    1,500       --
  (Increase) in due to parent Company                                                 155       --

                                                                                  -------    -------
NET CASH USED IN FINANCING ACTIVITIES                                                 500
                                                                                               1,655
                                                                                  -------    -------

Increase in cash                                                                    1,500        500

Cash, beginning of period                                                             500       --
                                                                                  -------    -------

Cash, end of period                                                               $ 2,000    $   500
                                                                                  =======    =======





    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              As of March 31, 2002


NOTE 1 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of March 31, 2002 and for the three month period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and items 303 an 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three month period then ended. The financial data and other information disclosed in these periods are unaudited. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements of Starlite Acquisition Corporation as of December 31, 2001 and notes thereto included in the Company's report on Form 10-QSB as filed with the Securities and Exchange Commission.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Organization and Business Operations

         Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                              As of March 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.       Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2002.


NOTE 3 - STOCKHOLDERS' EQUITY

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


NOTE 4 - AGREEMENT

         On February 16, 2001, the Company signed an agreement with GGM, a related entity (See Note 3). The Agreement calls for GGM to provide the following services, without reimbursement from the Company, until the Company successfully enters into a business combination as described in
         Note 2A,:

         1. Preparation and filing of required documents with the Securities and Exchange Commission.
         2. Location and review of potential target companies.
         3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 5 - RELATED PARTIES

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

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)


ITEM 3 - CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures was performed by the Company's Chief Executive Officer. Based upon that evaluation, The Company's Chief Executive Officer concluded that as of March 31, 2002, the Company's disclosure controls and procedures are effective to insure that all material information required to be filed in this Quarterly Report on Form 10-QSB have been made known in a timely fashion.

         Changes in Internal Controls

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)


PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              The Company in not involved in any legal proceedings which may have a material effect upon the Company, its financial condition of operations.

Item 2.       Changes in Securities and Use of Proceeds

              Not Applicable

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              a) Exhibit

              99.1 Certification by Thomas Camarda, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

              b) Reports on Form 8-K

              None


                                   SIGNATURES
                                   ----------

              In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned,

                                     STARLITE ACQUISITION CORPORATION
                                     (Registrant)


                                     -------------------------------------
                                     Thomas Camarda, President

Dated: April 22, 2002

                                  CERTIFICATION


         I, Thomas Camarda, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Starlite Acquisition Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made know to me by other within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   Evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 22, 2003

         /s/  Thomas Camarda
         --------------------------------
              Thomas Camarda, President