Form 10QSB
period 2002-09-30
STARLITE ACQUISITION CORP
filed 2003-04-23
CIK 1135786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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




                                                  STARLITE ACQUISITION CORPORATION

                                                    (A Development Stage Company)

                                                          TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                          Number
                                                                                                                        ------------
Part I              Financial Information

Item 1.             Financial Statements

                    Balance sheets as of  September 30, 2002 (Unaudited) and December 31, 2001 (Audited)
                                                                                                                             1

                    Statement of Operations for the three and nine months ended September 30, 2002 (Unaudited) and
                    June 30, 2001 (Unaudited)                                                                                2

                    Statement of Stockholders' equity for the period January 16, 2001 (Date of Inception) to
                    September 30, 2002 (Unaudited)                                                                           3

                    Statement of cash flows for the nine months ended September 30, 2002 (Unaudited) and June 30,
                    2001 (Unaudited)                                                                                         4

                    Notes to financial statements (Unaudited)                                                                5

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                                                                                                             7

Item 3.             CONTROLS AND PROCEDURES                                                                                  9


PART II             OTHER INFORMATION                                                                                       10

Item 1.             Legal Proceedings                                                                                       10

Item 2.             Changes in securities and use of proceeds                                                               10

Item 3.             Default upon Senior securities                                                                          10

Item 4.             Submission of matters to a vote of security holders                                                     10

Item 5.             Other Information                                                                                       10

Item 6.             Exhibits and Reports on Form 8-K                                                                        10



                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                 As of September 30, 2002 and December 31, 2001



                                                            ASSETS             Sept. 30,   Dec. 31,
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



                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

         For the Three and Nine months Ended September 30, 2002 and 2001


                        Nine Months Ended           Three Months Ended
                          September 30,               September 30,
                       2002          2001          2002          2001
                    ----------   ------------   ----------   ------------

Revenue             $     --     $       --     $     --     $       --

Expenses                  --             --           --             --
                    ----------   ------------   ----------   ------------

Net income (Loss)   $     --     $       --     $     --     $       --
                    ==========   ============   ==========   ============
















    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

 For the period from January 16, 2001 (Date of Inception) to September 30, 2002


                                                                     Common
                                                                     Stock            Retained
                                                              ---------------------   Earnings
                                                                Shares      Amount    (Deficit)      Total
                                                              ---------   ---------   ---------    ---------


January 16, 2001 - Issuance of common stock                   5,000,000   $     500        --      $     500

                                                              ---------   ---------   ---------    ---------
Balances at February 28, 2002                                 5,000,000   $     500   $     500

Net loss- year ended December 31, 2001                             --          --     $    (155)        (155)

                                                              ---------   ---------   ---------    ---------
Balances at December 31, 2001                                 5,000,000   $     500   $    (155)   $     345

Net income (loss) for the three months ended March 31, 2002        --          --          --           --

                                                              ---------   ---------   ---------    ---------
Balances at March 31, 2002                                    5,000,000   $     500   $    (155)   $     345

Net income (loss) for the three months ended June 30, 2002         --          --          --           --

                                                              ---------   ---------   ---------    ---------
Balances at June 30, 2002                                     5,000,000   $     500   $    (155)   $     345

Net income (loss) for the three months
 ended September 30, 2002                                          --          --          --           --

                                                              ---------   ---------   ---------    ---------
Balances at September 30, 2002                                5,000,000   $     500   $    (155)   $     345
                                                              =========   =========   =========    =========





    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

              For the Nine months Ended September 30, 2002 and 2001







                                                                                  Sept 30,   Sept 30,
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

                            As of September 30, 2002


NOTE 1 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of September 30, 2002 and for the three month period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and items 303 an 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three month period then ended. The financial data and other information disclosed in these periods are unaudited. The results for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Organization and Business Operations

         Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

                                               As of September 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.       Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2002.


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

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)


ITEM 3 - CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures was performed by the Company's Chief Executive Officer. Based upon that evaluation, The Company's Chief Executive Officer concluded that as of September 30, 2002, the Company's disclosure controls and procedures are effective to insure that all material information required to be filed in this Quarterly Report on Form 10-QSB have been made known in a timely fashion.

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