Form 10QSB
period 2003-03-03
STARLITE ACQUISITION CORP
filed 2003-04-23
CIK 1135786

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


                                                  STARLITE ACQUISITION CORPORATION

                                                    (A Development Stage Company)

                                                          TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                 ------------
Part I       Financial Information

Item 1.      Financial Statements

             Balance sheets as of  March 31, 2003 (Unaudited) and December 31, 2002 (Audited)
                                                                                                                      1

             Statement of Operations for the three months ended March 31, 2003 (Unaudited) and March 31,
             2002 (Unaudited)                                                                                         2

             Statement of Stockholders' equity for the three months ended March 31, 2003  (Unaudited)                 3

             Statement of cash flows for the three months ended March 31, 2003 (Unaudited) and March 31,
             2002 (Unaudited)                                                                                         4

             Notes to financial statements (Unaudited)                                                                5

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                   7

Item 3.      CONTROLS AND PROCEDURES                                                                                  9

PART II      OTHER INFORMATION                                                                                       10

Item 1.      Legal Proceedings                                                                                       10

Item 2.      Changes in securities and use of proceeds                                                               10

Item 3.      Default upon Senior securities                                                                          10

Item 4.      Submission of matters to a vote of security holders                                                     10

Item 5.      Other Information                                                                                       10

Item 6.      Exhibits and Reports on Form 8-K                                                                        10







                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                   As of March 31, 2003 and December 31, 2002



                                                            ASSETS             Mar. 31,    Dec. 31,
                                                                                 2003       2002
                                                                                -------    -------

         CURRENT ASSETS:
  Cash                                                                          $ 2,000    $ 2,000
  Due from parent                                                                  --         --
                                                                                -------    -------
           Total assets                                                         $ 2,000    $ 2,000
                                                                                =======    =======


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued NYS Franchise taxes payable                                           $  --      $   116
  Due to parent                                                                   1,771      1,655
                                                                                -------    -------
           Total liabilities                                                      1,771      1,771
                                                                                -------    -------

STOCKHOLDERS EQUITY:

  Preferred stock, $.0001 par value, 20,000,000 shares authorized;
     none issued and outstanding                                                   --         --
  Common stock, $.0001 par value, 100,000,000 shares authorized; 5,000,000
     issued and outstanding                                                         500        500
  Retained earnings (deficit)                                                      (271)      (271)
                                                                                -------    -------

           Total stockholders' equity                                               229        229
                                                                                -------    -------
       Total liabilities and stockholders' equity                               $ 2,000    $ 2,000
                                                                                =======    =======





    The accompanying notes are an integral part of these financial statements.

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the Three Months Ended March 31, 2003 and March 31, 2002


                                 Mar. 31,                Mar. 31,
                                   2003                   2002
                               ------------           ------------
                                 (Unaudited)          (Unaudited)

Revenue                       $     --               $       --

Expenses                            --                       --
                               ------------           ------------

Net income (Loss)             $     --               $       --
                               ============           ============










    The accompanying notes are an integral part of these financial statements.


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    For the three months ended March 31, 2003





                                                                   Common Stock       Retained
                                                              ---------------------   Earnings
                                                                Shares      Amount    (Deficit)      Total
                                                              ---------   ---------   ---------    ---------


Balances at December 31, 2002                                 5,000,000   $     500   $    (271)   $     229

Net income (loss) for the three months ended March 31, 2003        --          --          --           --

                                                              ---------   ---------   ---------    ---------
Balances at March 31, 2003                                    5,000,000   $     500   $    (271)   $     229
                                                              =========   =========   =========    =========










   The accompanying notes are an integral part of these financial statements.


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

          For the Three Months Ended March 31, 2003 and March 31, 2002



                                                                                  Mar. 31,   Mar. 31,
                                                                                   2003       2002
                                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $  --      $  --

  Adjustments to reconcile net income to net cash used in operating activities:
  Increase (Decrease) in NYS Corporate tax payable                                   (116)      (155)
                                                                                  -------    -------

NET CASH USED IN OPERATING ACTIVITIES                                                (116)      (155)
                                                                                  -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                                                          --         --
  (Increase) Decrease in due from parent Company                                     --        1,500
  (Increase) in due to parent Company                                                 116        155

                                                                                  -------    -------
NET CASH USED IN FINANCING ACTIVITIES
                                                                                      116      1,655
                                                                                  -------    -------

Increase in cash                                                                     --        1,500

Cash, beginning of period                                                           2,000        500
                                                                                  -------    -------

Cash, end of period                                                               $ 2,000    $ 2,000
                                                                                  =======    =======






    The accompanying notes are an integral part of these financial statements.

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                              As of March 31, 2003


NOTE 1 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of March 31, 2003 and for the three month period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and items 303 an 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three month period then ended. The financial data and other information disclosed in these periods are unaudited. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements of Starlite Acquisition Corporation as of December 31, 2002 and notes thereto included in the Company's report on Form 10-QSB as filed with the Securities and Exchange Commission.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Organization and Business Operations

         Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

                              As of March 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.       Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2003.


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

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)


ITEM 3 - CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures was performed by the Company's Chief Executive Officer. Based upon that evaluation, The Company's Chief Executive Officer concluded that as of March 31, 2003, the Company's disclosure controls and procedures are effective to insure that all material information required to be filed in this Quarterly Report on Form 10-QSB have been made known in a timely fashion.

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

Dated: April 22, 2003

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