Form 10KSB
period 2002-12-31
STARLITE ACQUISITION CORP
filed 2003-04-24
CIK 1135786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.0001 per share: 5,000,000 shares outstanding as of December 31, 2002.

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

         Starlite Acquisition Corporation (the "Company") was incorporated on January 16, 2001 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operation to date other than issuing shares to its original shareholder.

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to see the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

         The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12 (g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports form 10-KSB.

         The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

         The Company has entered into an agreement with GGM Capital Corporation, its sole shareholder, to supervise the search for target companies as potential candidate for a business combination. The agreement will continue until such time as the Company has effected a business combination. GGM Capital Corporation has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. Thomas Camarda, the sole officer and director of the Company, is the sole officer and director and controlling shareholder of GGM Capital Corporation.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The National Securities Market Improvement Act of 1996 limited the authority of States to impose restricting upon sales of securities make pursuant to Sections 4(1) and 4(3) of the Securities Act of companies which file reports under Sections 13 or 15(d) of the Exchange Act. As a result, sales of the Company's common stock in the secondary market by the holders thereof may be made pursuant to Section 4(1) of the Securities Act (sales other than by an issuer, underwriter or broker) without qualifications under state securities acts.

         Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

         In order to qualify for listing on the Nasdaq SmallCap market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for the two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (I) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers and (v) 300 shareholders.

         If after a business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

         To have its securities quoted on the NASD OTC Bulletin Board a company must:
         (1) be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators:
         (2) has at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

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

During the past three years, the Company has sold securities which were not registered as follows:

                                                    Number of
Date                  Name                          Shares        Consideration
-----------------     --------------------------    ----------    -------------
February 16, 2001     GGM Capital Corporation (1)   5,000,000     $500

         (1) Mr. Camarda, the president and sole director of the Company, is the sole director and controlling shareholder of GGM Capital Corporation and is therefore considered to be the beneficial owner of the common stock of the Company issued to it.

ITEM 6.  SELECTED FINANCIAL DATA

         Reference is made to the audited financial statements included in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

         A private company which may be interested in a business combination with the Company may include:

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

         As of the date hereof, the Company has not entered into a final agreement for a business combination. When a business combination is effected, if at all, the Company will file notice of such transaction with the Securities and Exchange Commission of Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to the Index on Page F-1 of the Financial Report included herein.

ITEM 9.  CHANGES IN  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Starlite has one Director and Officer as follows:

            Name                 Age           Positions and offices held
            --------------       -----         -------------------------------
            Thomas Camarda       55            President, Secretary, Director

         There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

         Set forth below is the name of the director and officer of Starlite, all positions and offices with Starlite held, the period during which he has served as such, and the business experience during at least the last five years:

         Thomas Camarda has served as the President, Secretary and Director of Starlite since it's inception on January 16, 2001. Mr. Camarda is also the President of Tac Equities, Inc., a private consulting company which he founded in 1985. Mr. Camarda has been self-employed, acting as a consultant to various different companies, both public and private, for the past ten years and form 1979 to the present he has been associated in various capacities with R.C.M. Operating Co., which provided computerized bookkeeping services.

FUTURE BLANK CHECK COMPANIES

         Thomas Camarda, the president of Starlite, is involved in creating additional companies similar to this one. The initial business purpose of each of these companies is to engage in a business combination with an unidentified company or companies and each will be classified as a blank check company until completion of a business combination.

         Generally target companies will be located for Starlite and other to be created identical blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, certain blank check companies may differ from Starlite in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, preference of a certain blank check name by management of the target company, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after Starlite. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

CONFLICTS OF INTEREST

         Thomas Camarda, Starlite's sole officer and director, expects to organize other companies of a similar nature and with a similar purpose as Starlite. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of Starlite. In addition, insofar as Mr. Camarda is engaged in other business activities, he may devote only a portion of his time to Starlite's affairs.

         A conflict may arise in the event that another blank check company with which Mr. Camarda is affiliated also actively seeks a target company. It is anticipated that target companies will be located for Starlite and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies may differ from Starlite in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable or preferred blank check company regardless of date of formation. However, Mr. Camarda's beneficial and economic interest in all blank check companies with which he is currently involved is identical.

         Mr. Camarda intends to devote as much time to the activities of Starlite as required. However, should such a conflict arise, there is no assurance that Mr. Camarda would not attend to other matters prior to those of Starlite. Mr. Camarda estimated that the business plan of Starlite can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision

         Mr. Camarda is the president, director and controlling shareholder of GGM Capital Corporation, a Delaware corporation, which is the sole shareholder of Starlite. At the time of a business combination, some or all of the shares of common stock owned by GGM Captial Corporation may be purchased by the target company or retired by Starlite. The amount of common stock sold or continued to be owned by GGM Capital Corporation cannot be determined at this time.

         The terms of a business combination may include such terms as Mr. Camarda remaining a director or officer of Starlite. The terms of a business combination may provide for a payment by cash or otherwise to GGM Capital Corporation for the purchase or retirement of all or part of its common stock of Starlite by a target company or for services rendered incident to or following a business combination. Mr. Camarda would directly benefit from such employment or payment. Such benefits may influence Mr. Camarda's choice of a target company.

         Starlite will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of Starlite or any affiliates or associates have any interest, direct or indirect.

         There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of Starlite could result in liability of management to Starlite.

ITEM 11. EXECUTIVE COMPENSATION

         Starlite's officer and director does not receive any compensation for his services rendered to Starlite, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with Starlite, However, the officer and director of Starlite anticipates receiving benefits as a beneficial shareholder of Starlite, and as the officer and director and controlling shareholder of GGM Capital Corporation. See "ITEM 5. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Conflicts of Interest".

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Starlite for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth each person known by Starlite to be the beneficial owner of five percent or more of Starlite's Common Stock, all directors individually and all directors and officers of Starlite as a group. Except as noted, each person has a sole voting and investment power with respect to the shares shown.

                              Name and Address             Amount of Beneficial            Percentage of
                             Of Beneficial Owner                Ownership                      Class
                  ---------------------------------    -----------------------------   ----------------------

                  GGM Capital Corporation (1)                   5,000,000                      100%
                  13 McCulloch Drive
                  Dix Hills, NY 11746

                  Thomas Camarda (2)                            5,000,000                      100%
                  13 McCulloch Drive
                  Dix Hills, NY 11746

                  All Executive Officers and                    5,000,000                      100%
                  Directors as a Group (1 person)

         (1) Mr. Camarda is the controlling shareholder and sole director and Officer of GGM Capital Corporation. GGM Capital Corporation serves as a marketing and consulting company. GGM Capital Corporation has agreed to provide certain assistance to Starlite in locating potential target companies, and to pay all costs of Starlite until a business combination, without reimbursement. See "PLAN OF OPERATION General Business Plan".

         (2) As the controlling shareholder, sole director and officer of GGM Capital Corporation, Mr. Camarda is deemed to be the beneficial owner of the common stock of Starlite owned by GGM Capital Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Starlite has issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in cash:

     Name                          Number of Total Shares       Consideration
     -------------------------     -------------------------    -------------
     GGM Capital Corporation             5,000,000                  $500

         Mr. Camarda is the sole director, controlling shareholder and president of GGM Capital Corporation. With respect to the sales made to GGM Capital Corporation, Starlite relied upon Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder.

ITEM 14. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures was performed by the Company's President. Based upon that evaluation, the Company's disclosure controls and procedures are effective to insure that all material information required to be filed in this Annual Report on Form 10-KSB have been made known in a timely fashion.

         Changes in Internal Controls

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent tot he Evaluation Date set forth above.

                                     PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements:

         The financial statements are included herein as required under Item 8 of this Annual Report on Form 10-KSB. See Index on page F-1.

         (2) Financial Statement Schedules

         Financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

         (3) Exhibits

         99.1  Certification by Thomas Camarda,  President pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

         Reports of Form 8-K

         None


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     STARLITE ACQUISITION CORPORATION


                                     By: /s/ Thomas Camarda
                                        --------------------------------
                                             Thomas Camarda, President
Dated: April 22, 2003

                                  CERTIFICATION


         I, Thomas Camarda, certify that:

1. I have reviewed this annual report of Form 10-KSB of Starlite Acquisition Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made know to me by other within those entities, particularly during the period in which this annual report is being prepared;

         b)   Evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   Presented  in  this  annual  report  my   conclusions   about  the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 22, 2003

         /s/  Thomas Camarda
         --------------------------------
              Thomas Camarda, President





                                       -9-


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

    Set forth below are the audited financial statements of Starlite Acquisition Corporation for the year ended December 31, 2002 and for the period January 16, 2001 (Date of Inception) to December 31, 2001. The following financial statements are included in this report and filed as a part thereof.





                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)


                                    CONTENTS
                                    --------



                                                                                              Page
                                                                                              ----

    Independent Auditor's report                                                               F-2

    Balance sheets as of December 31, 2002 and December 31, 2001                               F-3

    Statement of  operations  for the year ended  December  31, 2002 and for the
       period January 16, 2001 (Date of Inception) to December 31, 2001                        F-4

    Statement of  Stockholders'  equity for the period January 16, 2001 (Date of
        Inception) to December 31, 2002                                                        F-5

    Statement of cash flows for the year  ended  December  31,  2002 and for the
       period from January 16, 2001 (Date of Inception) to December 31, 2001                   F-6

    Notes to financial statements                                                              F-7



                        REPORT OF INDEPENDENT ACCOUNTANT


The Board of Directors of :
Starlite Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Starlite Acquisition Corporation (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Starlite Acquisition Corporation (A Development Stage Company) as of December 31, 2002 and December 31, 2001 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


April 23, 2003

/s/ Jerome Rosenberg
----------------------------
Jerome Rosenberg, CPA, P.C.
Melville, NY 11747


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                  As of December 31, 2002 and December 31, 2001



                                                            ASSETS              Dec. 31,    Dec. 31,
                                                                                 2001        2001
                                                                                -------    -------

         CURRENT ASSETS:
  Cash                                                                          $ 2,000    $   500
  Due from parent                                                                  --
                                                                                             1,500
                                                                                -------    -------
           Total assets                                                         $ 2,000    $ 2,000
                                                                                =======    =======


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued NYS Franchise taxes payable                                               116    $   155
  Due to parent                                                                   1,655      1,500
                                                                                -------    -------
           Total liabilities                                                      1,771      1,655
                                                                                -------    -------

STOCKHOLDERS EQUITY:

  Preferred stock, $.0001 par value, 20,000,000 shares
    authorized; none issued and outstanding                                        --         --
  Common stock, $.0001 par value, 100,000,000 shares
    authorized; 5,000,000 issued and outstanding                                    500        500
  Retained earnings (deficit)                                                      (271)      (155)
                                                                                -------    -------

           Total stockholders' equity                                               229        345
                                                                                -------    -------
       Total liabilities and stockholders' equity                               $ 2,000    $ 2,000
                                                                                =======    =======





    The accompanying notes are an integral part of these financial statements.

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

           For the years ended December 31, 2002 and December 31, 2001




                       Dec. 31,          Dec. 31,
                        2002             2001
                      --------          -------

Revenue               $--               $--

Expenses               (116)             (155)
                      -----             -----

Net income            $(116)            $(155)
                      =====             =====











    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

  For the period from January 16, 2001 (Date of Inception) to December 31, 2002


                                                                     Common
                                                                     Stock            Retained
                                                              ---------------------   Earnings
                                                                Shares      Amount    (Deficit)      Total
                                                              ---------   ---------   ---------    ---------

January 16, 2001 - Issuance of common stock                   5,000,000   $     500        --      $     500

                                                              ---------   ---------   ---------    ---------
Balances at February 28, 2001                                 5,000,000   $     500   $    --      $     500

Net loss - year ended December 31, 2001                            --          --     $    (155)        (155)

                                                              ---------   ---------   ---------    ---------
Balances at December 31, 2001                                 5,000,000   $     500   $    (155)   $     345

Net loss - year ended December 31, 2002                           --          --           (116)        (116)

                                                              ---------   ---------   ---------    ---------
Balances at December 31, 2002                                 5,000,000   $     500   $    (271)   $     229
                                                              =========   =========   =========    =========





    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

           For the years ended December 31, 2002 and December 31, 2001



                                                                                  Dec. 31,   Dec. 31,
                                                                                    2002      2001
                                                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $  (116)   $  (155)
  Adjustments to reconcile net income to net cash used in operating activities:
  Decrease in accrued NYS Franchise tax payable                                       (39)       155
                                                                                  -------    -------

NET CASH FROM OPERATING ACTIVITIES                                                   (155)      --
                                                                                  -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                --         --
                                                                                  -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common shares                                                          --          500
  (Increase) decrease in due from parent                                            1,500     (1,500)
  Increase in due to parent                                                           155      1,500
                                                                                  -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,655        500
                                                                                  -------    -------

Increase in cash                                                                    1,500        500

Cash, beginning of period                                                             500       --
                                                                                  -------    -------

Cash, end of period                                                               $ 2,000    $   500
                                                                                  =======    =======



    The accompanying notes are an integral part of these financial statements

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             As of December 31, 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Organization and Business Operations

         Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

D.       Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2002.

                        STARLITE ACQUISITION CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                             As of December 31, 2002


NOTE 3 - STOCKHOLDERS' EQUITY

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