Form 10QSB
period 2003-06-30
STARLITE ACQUISITION CORP
filed 2003-08-05
CIK 1135786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                        Commission File Number 000-32449

                        STARLITE ACQUISITION CORPORATION
         ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  Delaware                                 11-3583387
         -------------------------------       ---------------------------------
         (State or Other Jurisdiction of       (IRS Employer Identification No.)
         Incorporation or Organization)


                     13 McCulloch Drive, Dix Hills, NY 11746
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 499-6128
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes[X]  No [ ]

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.0001 per share: 5,000,000 shares outstanding as of July 10, 2003.


                                                            STARLITE ACQUISITION CORPORATION

                                                              (A Development Stage Company)

                                                                    TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                          Number
                                                                                                                        ------------
Part I              Financial Information

Item 1.             Financial Statements

                    Balance sheets as of  June 30, 2003 (Unaudited)  and December 31, 2002 (Audited)                         1

                    Statement of Operations for the three and six months ended June 30, 2003 (Unaudited) and June
                    30, 2002 (Unaudited)                                                                                     2

                    Statement of Stockholders' equity for the six months ended June 30, 2003 (Unaudited)                     3

                    Statement of cash flows for the six months ended June 30, 2003 (Unaudited) and June 30, 2002
                    (Unaudited)                                                                                              4

                    Notes to financial statements (Unaudited)                                                                5

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                   7

Item 3.             CONTROLS AND PROCEDURES                                                                                  9


PART II             OTHER INFORMATION                                                                                       10

Item 1.             Legal Proceedings

Item 2.             Changes in securities and use of proceeds

Item 3.             Default upon Senior securities

Item 4.             Submission of matters to a vote of security holders

Item 5.             Other Information

Item 6.             Exhibits and Reports on Form 8-K




                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                    As of June 30, 2003 and December 31, 2002



                                                            ASSETS              June 30,   Dec. 31,
                                                                                 2003       2002
                                                                                -------    -------

         CURRENT ASSETS:
  Cash                                                                          $ 2,000    $ 2,000
                                                                                -------    -------
           Total assets                                                         $ 2,000    $ 2,000
                                                                                =======    =======


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued NYS Franchise taxes payable                                           $  --      $   116
  Due to Parent Company                                                           1,771      1,655
                                                                                -------    -------
           Total liabilities                                                      1,771      1,771
                                                                                -------    -------

STOCKHOLDERS EQUITY:

  Preferred stock, $.0001 par value, 20,000,000 shares authorized;
     none issued and outstanding                                                   --         --
  Common stock, $.0001 par value, 100,000,000 shares authorized; 5,000,000
     issued and outstanding                                                         500        500
  Retained earnings (deficit)                                                      (271)      (271)
                                                                                -------    -------

           Total stockholders' equity                                               229        229
                                                                                -------    -------
       Total liabilities and stockholders' equity                               $ 2,000    $ 2,000
                                                                                =======    =======
           Cash                                                                 $ 2,000    $ 2,000
                                                                                -------    -------
                    Total assets                                                $ 2,000    $ 2000
                                                                               ========    =======


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
           Accrued NYS Franchise taxes payable                                  $    -     $   116
           Due to Parent Company                                                  1,771      1,655
                                                                                -------    -------
                    Total liabilities                                             1,771      1,771
                                                                                -------    -------

         STOCKHOLDERS EQUITY:

           Preferred stock, $.0001 par value, 20,000,000 shares authorized;
              none issued and outstanding                                            -          -
           Common stock, $.0001 par value, 100,000,000 shares authorized;
              5,000,000 issued and outstanding                                     500         500
           Retained earnings (deficit)                                            (271)       (271)
                                                                                ------     -------

                    Total stockholders' equity                                     229         229
                Total liabilities and stockholders' equity                       2,000     $ 2,000
                                                                                ======     =======

   The accompanying notes are an integral part of these financial statements.



                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

            For the Three and Six months Ended June 30, 2003 and 2002


                                           Six                       Six                      Three                    Three
                                       Months Ended              Months Ended             Months Ended             Months Ended
                                      June 30, 2003             June 30, 2002             June 30, 2003            June 30, 2002
                                   ---------------------     ---------------------    ----------------------    --------------------

      Revenue                      $        --               $          --            $        --               $         --

      Expenses                              --                          --                     --                         --
                                   ---------------------     ---------------------    ----------------------    --------------------

      Net income (Loss)            $        --               $          --            $        --               $         --
                                   =====================     =====================    ======================    ====================
















    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     For the Six months Ended June 30, 2003




                                                                Common
                                                                Stock                      Retained
                                                    -----------------------------          Earnings
                                                      Shares              Amount          (Deficit)             Total
                                                    ---------          ----------         ----------          ---------


Balances at December 31, 2002                       5,000,000          $     500          $    (271)          $     229

Net income (loss) for the six months ended
June 30, 2003                                            --                 --                 --                  --

                                                    ---------          ---------          ---------           ---------
Balances at June 30, 2003                           5,000,000          $     500          $    (271)          $     229
                                                    =========          =========          =========           =========













    The accompanying notes are an integral part of these financial statements



                       STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                 For the Six months Ended June 30, 2003 and 2002


                                                                                         June 30,   June 30,
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

                               As of June 30, 2003


NOTE 1 -  INTERIM RESULTS AND BASIS OF PRESENTATION

               The accompanying unaudited financial statements as of June 30, 2003 and for the six month period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and items 303 an 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the six month period then ended. The financial data and other information disclosed in these periods are unaudited. The results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

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


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   Organization and Business Operations

               Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

          C.   Cash and Cash Equivalents

               For  purposes  of  the  statement  of  cash  flows,  the  Company
               considers  all  highly  liquid  investments   purchased  with  an
               original maturity of six months or less to be cash equivalents.

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                               As of June 30, 2003


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          D.   Income Taxes

               The  Company  accounts  for  income  taxes  under  the  Financial
               Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
               Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2003.


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


NOTE 4 -  AGREEMENT

               On February 16, 2001, the Company signed an agreement with GGM, a related entity (See Note 3). The Agreement calls for GGM to provide the following services, without reimbursement from the Company, until the Company successfully enters into a business combination as described in Note 2A,:

               1.  Preparation  and  filing  of  required   documents  with  the
                   Securities and Exchange Commission.
               2. Location and review of potential target companies.
               3. Payment of all corporate, organizational, and other  costs in-
                  curred by the Company.

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

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)


ITEM 3 -       CONTROLS AND PROCEDURES

               Evaluation of Disclosure Controls and Procedures

               An evaluation of the Company's disclosure controls and procedures was performed by the Company's Chief Executive Officer. Based upon that evaluation, The Company's Chief Executive Officer concluded that as of June 30, 2003, the Company's disclosure controls and procedures are effective to insure that all material information required to be filed in this Quarterly Report on Form 10-QSB have been made known in a timely fashion.

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


Dated: July 10, 2003

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

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

         Dated: July 10, 2003

         /s/ Thomas Camarda
         --------------------------------
         Thomas Camarda, President