Form 10QSB
period 2003-09-30
STARLITE ACQUISITION CORP
filed 2003-11-14
CIK 1135786

U.S.    SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                             20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                        Commission File Number 000-32449

                        STARLITE ACQUISITION CORPORATION
              ---------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  Delaware                               11-3583387
-------------------------------              -----------------------------------
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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.0001 per share: 5,000,000 shares outstanding as of April 21, 2003.



                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   Number

                                                                                                   -------

Item 1.             Financial Statements

                    Balance sheets as of September 30, 2003 (Unaudited)
                    and December 31, 2002 (Audited)
                                                                                                     1

                    Statement of Operations for the three and nine months
                    ended September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited)          2

                    Statement of Stockholders' equity for the nine months
                    ended September 30, 2003 (Unaudited)
                                                                                                     3

                    Statement of cash flows for the nine months
                    ended September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited)          4

                    Notes to financial statements (Unaudited)                                        5

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS
                                                                                                     8

Item 3.             CONTROLS AND PROCEDURES                                                         10


PART II             OTHER INFORMATION                                                               11

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

Item 6.             Exhibits and Reports on Form 8-K


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET

                 As of September 30, 2003 and December 31, 2002



                                         ASSETS                                Sept. 30,   Dec. 31,
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



                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

         For the Three and Nine months Ended September 30, 2003 and 2002


                                           Nine                      Nine                     Three                    Three
                                       Months Ended              Months Ended             Months Ended             Months Ended
                                      Sept. 30, 2003            Sept. 30, 2002           Sept. 30, 2003           Sept. 30, 2002
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



                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Nine Months Ended September 30, 2003




                                                Common
                                                Stock           Retained
                                        ---------------------   Earnings
                                          Shares      Amount    (Deficit)      Total
                                        ---------   ---------   ---------    ---------


Balances at December 31, 2002           5,000,000   $     500   $    (271)   $     229

Net income (loss) for the nine months
  ended September 30, 2003                   --          --          --           --

                                        ---------   ---------   ---------    ---------
Balances at September 30, 2003          5,000,000   $     500   $    (271)   $     229
                                        =========   =========   =========    =========




    The accompanying notes are an integral part of these financial statements


                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

       For the Nine Months Ended September 30, 2003 and September 30, 2002



                                                                                  Sept. 30   Sept. 30
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

                            As of September 30, 2003


NOTE 1 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of September 30, 2003 and for the three month period then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and items 303 an 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the three month period then ended. The financial data and other information disclosed in these periods are unaudited. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Organization and Business Operations

         Starlite Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on January 16, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st for both financial and income tax purposes.

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

                            As of September 30, 2003
         B. Use of Estimates

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

         C. Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. -5-

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         D. Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2003.


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

                        STARLITE ACQUISITION CORPORATION

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

         The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company, which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7) (b) (3) of the Securities Act of 1933, as amended.

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

                         STARLITE ACQUISITON CORPORATION
                          (A Development Stage Company)


ITEM 3 - CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures was performed by the Company's Chief Executive Officer. Based upon that evaluation, The Company's Chief Executive Officer concluded that as of September 30, 2003, the Company's disclosure controls and procedures are effective to insure that all material information required to be filed in this Quarterly Report on Form 10-QSB have been made known in a timely fashion.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibit

              31.1 Certification by Thomas Camarda, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

              32.1 Certification by Thomas Camarda, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

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

Dated: November 1, 2003